Form 10-K
period 2023-12-31
Exeter Automobile Receivables Trust 2022-6
filed 2024-03-28
CIK 1954436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

EXETER FINANCE LLC
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0001541713

Delaware (State or other jurisdiction of incorporation or organization of issuing entity)	45-2673519 87-1282467 (I.R.S. Employer Identification No. of issuing entity)

c/o Exeter Finance LLC 2101 W. John Carpenter Freeway Irving, Texas (Address of principal executive offices of issuing entity)	75063 (Zip Code)
Registrant’s telephone number, including area code: (214) 572-8256

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐	Yes	☒	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐	Yes	☒	No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒	Yes	☐	No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☐	Yes	☐	No

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐	Yes	☒	No
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

NOT APPLICABLE.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.
Item 1A.	Risk Factors.
Item 1C.	Cybersecurity.
Item 2.	Properties.
Item 3.	Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

None.

Item 4.	Mine Safety Disclosures.

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

Item 1117 of Regulation AB.  Legal Proceedings.

As a consumer finance company, Exeter Finance LLC (“Exeter”) is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract, improper collection practices, credit bureau reporting and discriminatory treatment of credit applicants.  Some litigation against Exeter could take the form of class action complaints by consumers.  As the assignee or purchaser of automobile loan contracts originated indirectly by dealers or originated directly by the direct lenders, in each case for sale or assignment to Exeter, Exeter also may be named as a co-defendant in lawsuits filed by consumers principally against such dealers or such direct lenders.  The damages and penalties claimed by consumers in these types of matters can be substantial.  The relief requested by plaintiffs varies but can include requests for compensatory, statutory and punitive damages.  Exeter is also party to, or is periodically otherwise involved in, reviews, investigations, examinations and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the Consumer Financial Protection Bureau, the United States Department of Justice, the U.S. Securities and Exchange Commission, the Federal Trade Commission and various state regulatory and enforcement agencies.  The penalties and remedies sought by government and self-regulatory agencies in these types of matters can be substantial.  Exeter believes that it has taken prudent steps to address and mitigate the litigation and regulatory risks associated with its business activities.  As of the date hereof, Exeter is not subject to litigation or reviews, investigations, examinations or proceedings by government or self-regulatory agencies that individually or in the aggregate would materially adversely affect the holders of the Notes.

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Exeter and Citibank, N.A. (“Citibank”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2023 (the “2023 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2023, and for the 2023 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

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

Item 1123 of Regulation AB.  Servicer Compliance Statement.

Exeter has been identified by the registrant as a servicer during the 2023 Reporting Period with respect to the pool assets owned by the Trust.  Exeter has provided a statement of compliance for the 2023 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

4.6
Amendment No. 1 to Sale and Servicing Agreement, dated as of April 28, 2023, among Exeter Holdings Trust 2022-6, EFCAR, Exeter, Exeter Automobile Receivables Trust 2022-6 and Citibank, N.A. (included in Exhibit 4.9 to the Trust’s Form 8-K, as filed with the Commission on May 3, 2023, which is incorporated herein by reference).

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

10.6
Intercreditor Agreement, dated as of December 9, 2022, among Exeter, Citibank, N.A., as the intercreditor agent, and by execution of an accession agreement, dated as of December 9, 2022, the Trust and the Indenture Trustee (included in Exhibit 10.6 to the Trust’s Form 8-K, as filed with the Commission on December 9, 2022, which is incorporated herein by reference).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 28, 2024.
33.1*	Report on Assessment of Compliance with Applicable Regulation AB Servicing Criteria for Exeter Finance LLC, dated March 28, 2024.
33.2*	Report on Assessment of Compliance with Applicable Servicing Criteria for Citibank, dated February 29, 2024.
34.1*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Exeter Finance LLC, dated March 28, 2024.
34.2*	Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Citibank, dated February 29, 2024.
35.1*	Servicer Compliance Statement, dated March 28, 2024, of Exeter Finance LLC.
_____________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFCAR, LLC
(Depositor)

Date: March 28, 2024	By:	/s/ Ben Miller
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